Form 10-Q
period 2021-06-30
Velocity Acquisition Corp.
filed 2021-08-13
CIK 1832371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant	VELOU	The Nasdaq Stock Market LLC
Class A common stock included as part of the units	VELO	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units	VELOW	The Nasdaq Stock Market LLC

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

As of August 12, 2021, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

VELOCITY ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VELOCITY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$625,367	$55,968
Prepaid expenses	608,524	-
Total current assets	1,233,891	55,968
Investments held in Trust Account	230,019,623	-
Deferred offering costs associated with a proposed public offering	-	171,193
Total Assets	$231,253,514	$227,161

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$5,240	$689
Accrued expenses	590,000	111,743
Franchise tax payable	98,680	1,768
Note payable - related party	-	91,418
Total current liabilities	693,920	205,618
Derivative warrant liabilities	10,662,670	-
Deferred underwriting commissions	8,050,000	-
Total Liabilities	19,406,590	205,618

Commitments and Contingencies

Class A common stock, $0.0001 par value; 20,684,692 shares subject to possible redemption at $10.00 per share as of June 30, 2021	206,846,920	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 2,315,308 shares issued and outstanding (excluding 20,684,692 shares subject to possible redemption) as of June 30, 2021; none issued or oustanding on December 31, 2020	232	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30 2021 and December 31, 2020	575	575
Additional paid-in capital	-	24,425
Retained earnings (accumulated deficit)	4,999,197	(3,457)
Total stockholders’ equity	5,000,004	21,543
Total Liabilities and Stockholders’ Equity	$231,253,514	$227,161

The accompanying notes are an integral part of these financial statements.

VELOCITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

General and administrative expenses	$601,261	$772,637
General and administrative expenses - related party	45,000	60,000
Franchise tax expenses	49,863	98,692
Loss from operations	(696,124)	(931,329)
Other (expense) income:
Change in fair value of derivative warrant liabilities	6,515,993	6,998,660
Offering cost - derivative warrant liabilities	-	(657,158)
Interest income from investments held in Trust Account	4,774	19,623
Net income	$5,824,643	$5,429,796

Weighted average shares outstanding of Class A common stock	23,000,000	23,000,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.00
Weighted average shares outstanding of Class B common stock	5,750,000	5,522,099
Basic and diluted net income per share, Class B common stock	$1.01	$0.98

The accompanying notes are an integral part of these financial statements.

VELOCITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021

						Retained
	Common Stock				Additional	Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	-	$-	5,750,000	$575	$24,425	$(3,457)	$21,543
Sale of units in initial public offering, less fair value derivative liabilities for public warrants	23,000,000	2,300	-	-	218,804,370	-	218,806,670
Offering costs	-	-	-	-	(12,543,085)	-	(12,543,085)
Excess cash received over the fair value of the private warrants	-	-	-	-	132,000	-	132,000
Common stock subject to possible redemption	(20,102,228)	(2,010)	-	-	(201,020,270)	-	(201,022,280)
Net loss	-	-	-	-	-	(394,847)	(394,847)
Balance - March 31, 2021 (unaudited)	2,897,772	290	5,750,000	575	5,397,440	(398,304)	5,000,001
Common stock subject to possible redemption	(582,464)	(58)	-	-	(5,397,440)	(427,142)	(5,824,640)
Net income	-	-	-	-	-	5,824,643	5,824,643
Balance - June 30, 2021 (unaudited)	2,315,308	$232	5,750,000	$575	$-	$4,999,197	$5,000,004

The accompanying notes are an integral part of these financial statements.

VELOCITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2021

Cash Flows from Operating Activities:
Net income	$5,429,796
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(19,623)
Change in fair value of derivative warrant liabilities	(6,998,660)
Offering cost - derivative warrant liabilities	657,158
Changes in operating assets and liabilities:
Prepaid expenses	(608,524)
Accounts payable	4,551
Accrued expenses	499,000
Franchise tax payable	96,912
Net cash used in operating activities	(939,390)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(91,418)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	6,600,000
Offering costs paid	(4,999,793)
Net cash provided by financing activities	231,508,789

Net increase in cash	569,399

Cash - beginning of the period	55,968
Cash - end of the period	$625,367

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$90,000
Deferred underwriting commissions	$8,050,000
Initial value of Class A common stock subject to possible redemption	$200,730,530
Change in value of Class A common stock subject to possible redemption	$6,116,390

The accompanying notes are an integral part of these financial statements.

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 24, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since its Initial Public Offering its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the Trust Account (as defined below).

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $625,000 in cash and working capital of approximately $639,000 (not taking into franchise tax obligations of approximately $99,000 that may be paid using investment income earned in Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Stock (as defined in Note 4), and loan proceeds from the Sponsor of approximately $91,000 under the Note (Note 4). The Company repaid a portion of the Note, leaving a note balance of approximately $187 as of February 25, 2021. On February 26, 2021, the Company repaid the remaining loan portion in full. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on February 25, 2021 and February 24, 2021, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Investments held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in Interest income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

VELOCITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of these condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Level 2, defined as quoted prices in markets that are not active or financial instruments for which significant inputs to models are observable (including but not limited to quoted prices for similar securities, interest rates, foreign exchange rates, volatility and credit risk), either directly or indirectly;

●	Level 3, defined as prices or valuations that require significant unobservable inputs (including the Management’s assumptions in determining fair value measurement).

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

VELOCITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company accounts for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 20,684,692 and 0 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

VELOCITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Share of Common Stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B Common Stock outstanding for the periods. Class B common stock include the Founder Shares as these common shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants are contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

Class A common stock
Numerator: Income allocable to Class A common stock
Income from investments held in Trust Account	$4,774	$19,623
Less: Company’s portion available to be withdrawn to pay taxes	(4,774)	(19,623)
Net income attributable	$-	$-
Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	23,000,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.00

Class B common stock
Numerator: Net income (loss) minus net income allocable to Class A common stock
Net income	$5,824,643	$5,429,796
Net income allocable to Class A common stock	-	-
Net income attributable	$5,824,643	$5,429,796
Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,522,099
Basic and diluted net income per share, Class B common stock	$1.01	$0.98

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

VELOCITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statement.

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

VELOCITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. The Company incurred $45,000 and $60,000 for such services for the three- and six-month periods ended June 30, 2021. As of June 30, 2021, there was no outstanding balance in accounts payable – related party in the accompanying unaudited condensed balance sheets.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

VELOCITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 stock of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 2,315,308 shares of Class A common stock issued and outstanding, excluding 20,684,692 shares subject to possible redemption. As of December 31, 2020, there was no Class A common stock outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. There were 5,750,000 Class B common stock outstanding as of June 30, 2021 and December 31, 2020.

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

Note 7 — Derivative Warrant Liabilities

As of June 30, 2021, there were 7,666,666 public warrants and 4,400,000 private warrants outstanding. There were no warrants issued and outstanding as of December 31, 2020. Public Warrants may only be exercised for a whole number of stock. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the stock of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the stock of the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those stock of the Class A common stock until the warrants expire or are redeemed. If a registration statement covering the stock of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

VELOCITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional stock of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any founder stock held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher.

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

VELOCITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$230,019,623	$-	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$6,746,670	$-	$-	$6,746,670
Derivative warrant liabilities - Private warrants	$-	$-	$3,916,000	$3,916,000

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized in the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in April 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The Company utilizes a Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the condensed statements of operations. For the three and six months ended June 30, 2021, the Company recognized a decrease in the fair value of warrant liabilities resulting in a gain of approximately $6.5 million and 7.0 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

The change in the fair value of the derivative warrant liabilities, classified as Level 3, for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021 - Level 3 measurements	$-
Issuance of Public and Private Warrants - Level 3 measurements	17,661,330
Change in fair value of derivative warrant liabilibites - Level 3 measurements	(482,667)
Derivative warrant liabilities at March 31, 2021 - Level 3 measurements	$17,178,670
Transfer to Public Warrants to Level 1 Measurement	(10,886,670)
Change in fair value of derivative warrant liabilibites - Level 3 measurements	(2,376,000)
Derivative warrant liabilities at June 30, 2021 - Level 3 measurements	$3,916,000

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

VELOCITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

As of June 30, 2021
Exercise price	$11.50
Stock Price	$9.66
Option term (in years)	5.75
Volatility	16.50%
Risk-free interest rate	1.00%

Note 9 — Subsequent Events

On July 20, 2021, Velocity Acquisition Corp., a Delaware corporation (“Velocity” or the “Company”), entered into a business combination agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”) with VBLG Merger Sub, LLC, a wholly-owned subsidiary of Velocity (“Company Merger Sub”), VBLG Blocker Merger Sub, LLC, a wholly-owned subsidiary of Velocity (“Blocker Merger Sub”), BBQ Holding, LLC (“BBQ”), BVP BBQ Blocker, LP (“Blocker”) and BVP BBQ General Partner, LLC, the general partner of Blocker and the representative of the equityholders of BBQ and Blocker (“BVP GP”). Upon the terms and subject to the conditions of the Business Combination Agreement, and in accordance with applicable law, (i) Blocker Merger Sub will merge with and into Blocker with Blocker surviving the merger as a wholly-owned subsidiary of Velocity (the “Blocker Merger”), (ii) immediately thereafter, Blocker will merge with and into Velocity with Velocity surviving the merger (the “Velocity Merger”), and (iii) immediately thereafter, Company Merger Sub will merge with and into BBQ with BBQ surviving the merger as a wholly-owned subsidiary of Velocity (the “Company Merger”). The Blocker Merger, the Velocity Merger, the Company Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination” and the closing date of the Business Combination is hereinafter referred to as the “Closing.” Capitalized terms used in this Current Report on Form 8-K but not otherwise defined herein have the meanings given to them in the Business Combination Agreement. In addition, references herein to “Pubco” shall mean the Company as of the time following such change of name.

Upon the closing of the Business Combination, Pubco will own a number of common units of BBQ (the “LLC Units”) equal to the number of shares of Class A common stock of Pubco (the “Class A Common Stock”) outstanding (including the number of shares of Class A Common Stock held by Velocity’s public stockholders and the number of shares of Class A Common Stock held by Velocity Sponsor, LLC (the “Sponsor”) (for which any class B common stock currently held by the Sponsor that are not forfeited pursuant to the terms of the Sponsor Letter Agreement (defined below) will convert (such shares, the “Founder Shares”)). In addition, (i) the equityholders of BBQ (other than Blocker and holders of existing Class B Units) will receive (x) a number of LLC Units, (y) a number of shares of Class B common stock of Pubco (the “Class B Common Stock”) with each LLC Unit having a value of $10.00 and each share of Class B Common Stock being non-economic, and (z) the right to receive a pro rata portion of the Earn Out Securities (specifically LLC Units and Class B Common Stock) described below, (ii) Blocker will receive (x) a number shares of Class A Common Stock each having a value of $10.00 and (y) the right to receive a pro rata portion of the Earn Out Securities (specifically Class A Common Stock) described below, and (iii) with respect to each Class B Unitholder, 25% of the outstanding Class B Units held by such Class B Unitholder as of immediately prior to the Effective Time will be vested in connection with and contingent upon the Closing (“Vested Class B Units”), and the remaining 75% of the outstanding Class B Units held by such Class B Unitholder (“Unvested Class B Units”) will be, as shall be determined by the Management Board (as defined in the Company LLC Agreement), either (x) cancelled and converted into equity awards with respect to Velocity Common Stock subject to, but not granted under, the New Equity Plan in such form, and subject to such vesting and other terms and conditions as shall be determined by the Management Board, or (y) converted into other LLC Units, subject to the same vesting terms as in effect prior to the Closing. The aggregate value of all shares of Class A Common Stock, Class B Common Stock and LLC Units to be issued to the existing BBQ equityholders at the closing of the Business Combination (excluding the value of the Earn Out Securities) will be $687,000,000. The aggregate value of all shares of common stock outstanding of Pubco at the closing of the Business Combination will be $963,000,000.

Each share of Class A Common Stock and Class B Common Stock shall entitle the holder thereof to one vote, but only the shares of Class A Common Stock and not the Class B Common Stock will be entitled to receive dividends if and when declared.

Subject to the terms and conditions of an Exchange Agreement to be executed at the closing of the Business Combination, each share of Class B Common Stock and each LLC Unit held by the existing BBQ equityholders may be exchanged for one share of Class A Common Stock.

VELOCITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, upon the closing of the business combination, the Company will deposit a number of shares of Class A Common Stock, Class B Common Stock and LLC Units (the “Earn Out Securities”) into escrow for the benefit of the pre-closing BBQ equityholders which shall be released as follows: (i) 2,500,000 of the Earn Out Securities shall be released if, at any time following the Closing but prior to the expiration of the five (5) year period following the Closing (the “Earn Out Period”), the reported closing sale price of the Class A Common Stock equals or exceeds $12.50 per share for 20 out of any 30 consecutive trading days (“Triggering Event I”), (ii) 2,500,000 of the Earn Out Securities shall be released if, during the Earn Out Period, the reported closing sale price of the Class A Common Stock equals or exceeds $15.00 per share for 20 out of any 30 consecutive trading days (“Triggering Event II”), and (iii) 2,500,000 of the Earn Out Securities shall be released if, during the Earn Out Period, the reported closing sale price of the Class A Common Stock equals or exceeds $17.50 per share for 20 out of any 30 consecutive trading days (“Triggering Event III” and, together with Triggering Event I and Triggering Event II, the “Triggering Events”). In the event there is a Company Sale during the Earn Out Period that will result in the holders of Class A Common Stock receiving a Company Sale Price equal to or in excess of the applicable price per share attributable to any Triggering Event, then any Earn Out Securities held by such equityholders will be released and the holders of such Earn Out Securities will be eligible to participate in such Company Sale. Each holder of Vested Class B Units shall receive an equity award subject to, but not granted under the New Equity Plan, in such form as shall be determined by the Management Board, with respect to a number of Earn Out Securities such holder is entitled to receive in connection with the Business Combination, with such equity award to vest in a manner consistent with the first and second sentences of this paragraph, subject to the holder’s continuous employment with the Company through each applicable vesting date and such other terms and conditions as shall be determined by the Management Board, and (ii) each holder of Unvested Class B Units shall receive an equity award subject to, but not granted under the New Equity Plan, in such form as shall be determined by the Management Board, with respect to a number of Earn Out Securities such holder is entitled to receive in connection with the Business Combination, with such equity award to vest in a manner consistent with the first and second sentences of this paragraph and in accordance with the vesting schedule that would apply to such holder’s Unvested Class B Units without regard to the treatment of Unvested Class B Units provided for by the Business Combination Agreement (as described above) and subject to such other terms and conditions as shall be determined by the Management Board. In the event that a Triggering Event does not occur, the applicable number of Earn Out Securities will be cancelled by Velocity. For so long as the Earn Out Securities are held in the escrow, the Earn Out Securities shall be entitled to vote.

Following the Business Combination, the combined company will be organized in umbrella partnership-C-corporation (“Up-C”) structure. Prior to the Business Combination, BBQ is the parent company of the BBQ business. In connection with the Business Combination, Velocity will become the manager of BBQ and hold 100% of the voting power of BBQ. It is currently anticipated that the interests in BBQ held by the existing equityholders of BBQ will be generally non-voting, but the equityholders will receive a proportionate number of non-economic voting shares in Pubco (being the shares of Class B Common Stock). Pubco’s sole direct asset will be equity interests of BBQ and substantially all of the assets and business of Pubco will be held indirectly through BBQ. At the Closing, BBQ and its current equityholders will amend and restate the limited liability company agreement of BBQ (the “Amended LLC Agreement”) in its entirety to, among other things, provide the holders of LLC Units the right to redeem their LLC Units for cash or, at Pubco’s option, Class A Common Stock, in each case subject to certain restrictions set forth therein.

The consummation of the Business Combination is subject to customary conditions, including, among other things, (i) the approval of the Business Combination Agreement by the stockholders of Velocity, (ii) Velocity having an aggregate cash amount of at least $150,000,000 available at Closing from Velocity’s trust account (the “Minimum Cash Condition”) (which may be waived by BBQ), and (iii) the expiration or termination of the waiting period (or any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations promulgated thereunder (the “HSR Act”).

The full Business Combination Agreement and more details have been disclosed in an SEC filing on a Current Report on Form 8-K on July 20, 2021.

The Company evaluated all other subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company determined that, there have been no other events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

Proposed Business Combination

As more fully described in Note 9 to the financial statements contained in Item 1 to this Quarterly Report on Form 10-Q, on July 20, 2021, we entered into a business combination agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”) with VBLG Merger Sub, LLC, a wholly-owned subsidiary of ours (“Company Merger Sub”), VBLG Blocker Merger Sub, LLC, a wholly-owned subsidiary of ours (“Blocker Merger Sub”), BBQ Holding, LLC (“BBQ”), BVP BBQ Blocker, LP (“Blocker”) and BVP BBQ General Partner, LLC, the general partner of Blocker and the representative of the equityholders of BBQ and Blocker (“BVP GP”). Upon the terms and subject to the conditions of the Business Combination Agreement, and in accordance with applicable law, (i) Blocker Merger Sub will merge with and into Blocker with Blocker surviving the merger as a wholly-owned subsidiary of ours (the “Blocker Merger”), (ii) immediately thereafter, Blocker will merge with and into our Company with our Company surviving the merger (the “Velocity Merger”), and (iii) immediately thereafter, Company Merger Sub will merge with and into BBQ with BBQ surviving the merger as a wholly-owned subsidiary of our Company (the “Company Merger”).

The consummation of the Business Combination is subject to customary conditions, including, among other things, (i) the approval of the Business Combination Agreement by the stockholders of Velocity, (ii) Velocity having an aggregate cash amount of at least $150,000,000 available at Closing from Velocity’s trust account (the “Minimum Cash Condition”) (which may be waived by BBQ), and (iii) the expiration or termination of the waiting period (or any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the rules and regulations promulgated thereunder (the “HSR Act”).

The full Business Combination Agreement and more details have been disclosed in our SEC filing on a Current Report on Form 8-K on July 20, 2021.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $625,000 in its operating bank account, and working capital of approximately $639,000.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Stock (as defined in Note 4), and loan proceeds from the Sponsor of approximately $91,000 under the Note (Note 4). We repaid a portion of the Note, leaving a note balance of approximately $187 as of February 25, 2021. On February 26, 2021, we repaid the remaining loan portion in full. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering and, following the Initial Public Offering, our search for our initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net income of approximately $5.8 million, which consisted of approximately $6.5 million gain from change in fair value of derivative warrant liabilities and approximately $4,800 on interest income from investments held in Trust Account, partially offset by approximately $601,000 general and administrative expenses, approximately $45,000 in general and administrative expenses for costs incurred with our Sponsor and approximately $50,000 for franchise tax expense.

For the six months ended June 30, 2021, we had net income of approximately $5.4 million, which consisted of approximately $7.0 million gain from change in fair value of derivative warrant liabilities, approximately $20,000 on interest income from investments held in Trust Account, partially offset by approximately $773,000 general and administrative expenses, approximately $60,000 in general and administrative expenses for costs incurred with our Sponsor, approximately $99,000 of franchise tax expense and approximately 657,000 in financing cost – derivative warrant liabilities.

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services provided to members of our management team.

We incurred approximately $45,000 and $60,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021, respectively.

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

Critical Accounting Policies

Class A common stock subject to possible redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, on June 30, 2021 and December 31, 2020, 20,684,692 and 0 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net loss per common stock

Our unaudited condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B Common Stock outstanding for the periods. Class B common stock include the Founder Shares as these common shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement since the exercise price of the warrants are contingent upon the occurrence of future events.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

Our accounts for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the unaudited condensed statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities, our disclosure controls and procedures were not effective as of June 30, 2021. The material weakness was identified and discussed in Part I, Item 4 of our Form 10-Q for the period ended March 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 24, 2021 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of June 30, 2021, the loan balance was $0.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2021	VELOCITY ACQUISITION CORP.

	By:	/s/ Adrian Covey
	Name:	Adrian Covey
	Title:	Chief Executive Officer