Form 10-Q
period 2021-09-30
Velocity Acquisition Corp.
filed 2021-11-12
CIK 1832371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

VELOCITY ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VELOCITY ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$467,931	$55,968
Prepaid expenses	483,394	-
Total current assets	951,325	55,968
Investments held in Trust Account	230,022,926	-
Deferred offering costs associated with Initial Public Offering	-	171,193
Total Assets	$230,974,251	$227,161

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$189,861	$689
Accrued expenses	1,590,000	111,743
Franchise tax payable	149,091	1,768
Note payable - related party	-	91,418
Total current liabilities	1,928,952	205,618
Derivative warrant liabilities	8,534,670	-
Deferred underwriting commissions	8,050,000	-
Total Liabilities	18,513,622	205,618

Commitments and Contingencies

Class A common stock, $0.0001 par value; 23,000,000 and 0 shares subject to possible redemption at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	230,000,000	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized as of September 30, 2021 and December 31, 2020	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	-	24,425
Accumulated deficit	(17,539,946)	(3,457)
Total stockholders’ equity (deficit)	(17,539,371)	21,543
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$230,974,251	$227,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VELOCITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

General and administrative expenses	$1,422,187	$2,194,824
General and administrative expenses - related party	45,000	105,000
Franchise tax expenses	50,411	149,103
Loss from operations	(1,517,598)	(2,448,927)
Other (expense) income:
Change in fair value of derivative warrant liabilities	2,128,000	9,126,660
Offering costs - derivative warrant liabilities	-	(657,158)
Interest income from investments held in Trust Account	3,303	22,926
Net income	$613,705	$6,043,501

Weighted average shares outstanding of Class A common stock	23,000,000	18,366,300
Basic and diluted net income per share, Class A common stock	$0.02	$0.25
Weighted average shares outstanding of Class B common stock, basic	5,750,000	5,598,901
Weighted average shares outstanding of Class B common stock, diluted	5,750,000	5,750,000
Basic and diluted net income per share, Class B common stock	$0.02	$0.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VELOCITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Three and Nine Months Ended September 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	5,750,000	$575	$24,425	$(3,457)	$21,543
Excess cash received over the fair value of the private warrants	-	-	-	-	132,000	-	132,000
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(156,425)	(23,579,990)	(23,736,415)
Net loss	-	-	-	-	-	(394,847)	(394,847)
Balance - March 31, 2021 (unaudited)	-	-	5,750,000	575	-	(23,978,294)	(23,977,719)
Net income	-	-	-	-	-	5,824,643	5,824,643
Balance - June 30, 2021 (Unaudited)	-	-	5,750,000	575	-	(18,153,651)	(18,153,076)
Net income	-	-	-	-	-	613,705	613,705
Balance - September 30, 2021 (Unaudited)	-	$-	5,750,000	$575	$-	$(17,539,946)	$(17,539,371)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VELOCITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2021

Cash Flows from Operating Activities:
Net income	$6,043,501
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(22,926)
Change in fair value of derivative warrant liabilities	(9,126,660)
Offering costs - derivative warrant liabilities	657,158
Changes in operating assets and liabilities:
Prepaid expenses	(483,394)
Accounts payable	189,172
Accrued expenses	1,499,000
Franchise tax payable	147,323
Net cash used in operating activities	(1,096,826)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(91,418)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	6,600,000
Offering costs paid	(4,999,793)
Net cash provided by financing activities	231,508,789

Net increase in cash	411,963

Cash - beginning of the period	55,968
Cash - end of the period	$467,931

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$90,000
Deferred underwriting commissions	$8,050,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

Velocity Acquisition Corp. (the “Company” or “Velocity”) is a blank check company incorporated in Delaware on September 24, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 24, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since its Initial Public Offering its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the Trust Account (as defined below).

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $468,000 in cash and a working capital deficit of approximately $978,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Stock (as defined in Note 4), and loan proceeds from the Sponsor of approximately $91,000 under the Note (Note 4). The Company repaid a portion of the Note, leaving a note balance of approximately $187 as of February 25, 2021. On February 26, 2021, the Company repaid the remaining loan portion in full. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined these conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Combination Period, which is the date the Company is required to cease all operations except for the purpose of winding up if it has not completed a business combination. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. There was no activity for the period from September 24, 2020 (inception) to September 30, 2020. Operating results for the period three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on February 25, 2021, and February 24, 2021, respectively.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed consolidated financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all Class A common stock as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.7 million in additional paid-in capital and an increase of approximately $23.6 million to accumulated deficit, as well as a reclassification of 2,926,947 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on February 25, 2021, and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed consolidated balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $29.0 million and $23.2 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share.

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2021, and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021, and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in Interest income from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the balance sheet.

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

The Company accounts for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock subject to possible redemption were charged against the carrying value of the shares of Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 23,000,000 and 0 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extend available) and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had deferred tax assets with a full valuation against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 12,066,666 shares of common stock since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021

	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss) - basic	$490,964	$122,741	$4,631,580	$1,411,921
Allocation of net income (loss) - diluted	$490,964	$122,741	$4,602,561	$1,440,940

Denominator:
Basic weighted average common shares outstanding	23,000,000	5,750,000	18,366,300	5,598,901
Diluted weighted average common shares outstanding	23,000,000	5,750,000	18,366,300	5,750,000

Basic net income (loss) per common share	$0.02	$0.02	$0.25	$0.25
Diluted net income (loss) per common share	$0.02	$0.02	$0.25	$0.25

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statement.

Note 3 - Initial Public Offering

On February 25, 2021, the Company consummated its Initial Public Offering of 23,000,000 Units, including 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.2 million, of which approximately $8.1 million was for deferred underwriting commissions.

Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 - Related Party Transactions

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. The Company incurred $45,000 and $105,000 for such services for the three- and Nine-month periods ended September 30, 2021. As of September 30, 2021, there was no outstanding balance in accounts payable - related party in the accompanying unaudited condensed consolidated balance sheets.

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

Note 5 - Commitments and Contingencies

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

VELOCITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Business Combination Agreement

On July 20, 2021, the Company entered into a business combination agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”) with VBLG Merger Sub, LLC, a wholly-owned subsidiary of Velocity (“Company Merger Sub”), VBLG Blocker Merger Sub, LLC, a wholly-owned subsidiary of Velocity (“Blocker Merger Sub”), BBQ Holding, LLC (“BBQ”), BVP BBQ Blocker, LP (“Blocker”) and BVP BBQ General Partner, LLC, the general partner of Blocker and the representative of the equityholders of BBQ and Blocker (“BVP GP”), relating to the contemplated Business Combination between the Company and BBQ (the “Proposed Business Combination”). The Business Combination Agreement was mutually terminated by the parties thereto on November 9, 2021 (see Note 10).

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 6 – Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheet. There were no Class A shares outstanding as of December 31, 2020.

The Class A common stock subject to possible redemption reflected on the unaudited condensed consolidated balance sheet is reconciled on the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(11,193,330)
Class A common stock issuance costs	(12,543,085)
Plus:
Accretion of carrying value to redemption value	23,736,415
Class A common stock subject to possible redemption	$230,000,000

Note 7- Stockholders’ Equity (Deficit)

Preferred Stock - The Company is authorized to issue 1,000,000 stock of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore, classified as temporary equity on the accompanying condensed consolidated balance sheets. See Note 6. As of December 31, 2020, there was no Class A common stock outstanding.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. There were 5,750,000 Class B common stock outstanding as of September 30, 2021, and December 31, 2020.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all other matters submitted to a vote of the stockholders except as required by law.

VELOCITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8 - Derivative Warrant Liabilities

As of September 30, 2021, there were 7,666,666 public warrants and 4,400,000 private warrants outstanding. There were no warrants issued and outstanding as of December 31, 2020. Public Warrants may only be exercised for a whole number of stock. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the stock of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the stock of the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those stock of the Class A common stock until the warrants expire or are redeemed. If a registration statement covering the stock of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

VELOCITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$230,022,926	$-	$-	$230,022,926
Liabilities:
Derivative warrant liabilities - Public warrants	$5,366,670	$-	$-	$5,366,670
Derivative warrant liabilities - Private warrants	$-	$-	$3,168,000	$3,168,000

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

VELOCITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized in the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in April 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public Warrants and Private Placement Warrants has been estimated using a Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the condensed consolidated statements of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs.

For the three and nine months ended September 30, 2021, the Company recognized a decrease in the fair value of warrant liabilities resulting in a gain of approximately $2.1 million and 9.1 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed consolidated statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

As of September 30, 2021
Exercise price	$11.50
Stock Price	$9.86
Option term (in years)	5.25
Volatility	14.00%
Risk-free interest rate	1.02%

VELOCITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, classified as Level 3, for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021 - Level 3 measurements	$-
Issuance of Public and Private Warrants - - Level 3 measurements	6,468,000
Change in fair value of derivative warrant liabilities - - Level 3 measurements	(176,000)
Derivative warrant liabilities at March 31, 2021 - Level 3 measurements	$6,292,000
Change in fair value of derivative warrant liabilities - Level 3 measurements	(2,376,000)
Derivative warrant liabilities at June 30, 2021 - Level 3 measurements	$3,916,000
Change in fair value of derivative warrant liabilities - Level 3 measurements	(748,000)
Derivative warrant liabilities at September 30, 2021 - Level 3 measurements	$3,168,000

Note 10 - Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed consolidated financial statements were available for issuance. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On November 9, 2021, the Company, Company Merger Sub, Blocker Merger Sub, BBQ, Blocker and BVP GP entered into a Termination of Business Combination Agreement (the “Termination Agreement”), pursuant to which the parties agreed to mutually terminate the Business Combination Agreement effective as of November 9, 2021. As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is void and there is no liability under the Business Combination Agreement on the part of any party thereto, except as set forth in the Business Combination Agreement, and each of the transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, the Sponsor Agreement, dated as of July 20, 2021, by and among the Sponsor, BBQ and certain of Sponsor’s equityholders, will automatically either be terminated in accordance with their terms or be of no further force and effect. Pursuant to the Termination Agreement, subject to certain exceptions, the parties to the Termination Agreement have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the Proposed Business Combination. The Company intends to continue to pursue a Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Velocity Acquisition Corp.,” “Velocity Acquisition,” “our,” “us” or “we” refer to Velocity Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Proposed Business Combination

On July 20, 2021, we entered into a business combination agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”) with VBLG Merger Sub, LLC, a wholly-owned subsidiary of Velocity (“Company Merger Sub”), VBLG Blocker Merger Sub, LLC, a wholly-owned subsidiary of Velocity (“Blocker Merger Sub”), BBQ Holding, LLC (“BBQ”), BVP BBQ Blocker, LP (“Blocker”) and BVP BBQ General Partner, LLC, the general partner of Blocker and the representative of the equityholders of BBQ and Blocker (“BVP GP”), relating to the contemplated Business Combination between the Company and BBQ (the “Proposed Business Combination”).

Subsequent to the period covered by this Quarterly Report, on November 9, 2021, we entered into a Termination of Business Combination Agreement (the “Termination Agreement”) with Company Merger Sub, Blocker Merger Sub, BBQ, Blocker and BVP GP, pursuant to which the parties agreed to mutually terminate the Business Combination Agreement effective as of November 9, 2021. As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is void and there is no liability under the Business Combination Agreement on the part of any party thereto, except as set forth in the Business Combination Agreement, and each of the transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, the Sponsor Agreement, dated as of July 20, 2021, by and among the Sponsor, BBQ and certain of Sponsor’s equityholders, will automatically either be terminated in accordance with their terms or be of no further force and effect. Pursuant to the Termination Agreement, subject to certain exceptions, the parties to the Termination Agreement have also agreed, on behalf of themselves and their respective related parties, to a release of claims relating to the Proposed Business Combination. We intend to continue to pursue a Business Combination.

Liquidity and Going Concern

As of September 30, 2021, we had approximately $468,000 in its operating bank account, and working capital of approximately $978,000.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Stock (as defined in Note 4), and loan proceeds from the Sponsor of approximately $91,000 under the Note (Note 4). We repaid a portion of the Note, leaving a note balance of approximately $187 as of February 25, 2021. On February 26, 2021, we repaid the remaining loan portion in full. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

We will need to raise additional capital through loans or additional investments from our Sponsor, an affiliate of our Sponsor, or our officers or directors. Our officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined these conditions raise substantial doubt about our ability to continue as a going concern through the Combination Period, which is the date we are required to cease all operations except for the purpose of winding up if we have not completed a business combination. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

Our entire activity since inception up to September 30, 2021, was in preparation for our formation and the Initial Public Offering and, following the Initial Public Offering, our search for our initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $0.6 million, which consisted of approximately $2.1 million gain from change in fair value of derivative warrant liabilities and approximately $3,000 on interest income from investments held in Trust Account, partially offset by approximately $1.4 million general and administrative expenses, approximately $45,000 in general and administrative expenses for costs incurred with our Sponsor and approximately $50,000 for franchise tax expense.

For the nine months ended September 30, 2021, we had net income of approximately $6.0 million, which consisted of approximately $9.1 million gain from change in fair value of derivative warrant liabilities, approximately $23,000 on interest income from investments held in Trust Account, partially offset by approximately $2.2 million general and administrative expenses, approximately $105,000 in general and administrative expenses for costs incurred with our Sponsor, approximately $149,000 of franchise tax expense and approximately 657,000 in financing cost - derivative warrant liabilities.

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services provided to members of our management team. We incurred approximately $45,000 and $105,000 in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021, respectively.

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

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 23,000,000 and 0 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 12,066,666 shares of common stock since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Our accounts for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the unaudited condensed consolidated statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated as of September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

In connection with our management’s assessment of our internal control over financial reporting as of June 30, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities solely due to our misapplication of the accounting for our warrants as liabilities. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. generally accepted accounting principles (“GAAP”). The material weakness resulted in a material misstatement of current liabilities and stockholders’ equity on our balance sheet as well as a material misstatement of our net income within our statement of operations.

During the second quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for derivative liabilities. These enhancements include our implementation of additional procedures related to documentation of our management’s evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.

As a result of these enhancements, our management concluded that the material weakness was remediated as of September 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 24, 2021, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 4,400,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $6.6 million. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of September 30, 2021, the loan balance was $0.

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
2.1(1)

Business Combination Agreement, dated as of July 20, 2021, by and among the Company, VBLG Merger Sub, LLC, VBLG Blocker Merger Sub, LLC, BBQ Holding, LLC, BVP BBQ Blocker, LP and BVP BBQ General Partner, LLC.

3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(3)	Bylaws.
10.1(1)	Sponsor Agreement, dated as of July 20, 2021, by and among Velocity Sponsor, LLC, BBQ Holding, LLC and certain of Velocity Sponsor, LLC’s equityholders
10.2(4)	Termination Agreement, dated as of November 9, 2021, by and among Velocity Acquisition Corp., VBLG Merger Sub, LLC, VBLG Blocker Merger Sub, LLC, BBQ Holding, LLC, BVP BBQ Blocker, LP and BVP BBQ General Partner, LLC
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 20, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 26, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on February 12, 2021 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 10, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 12, 2021	VELOCITY ACQUISITION CORP.

	By:	/s/ Adrian Covey
	Name:	Adrian Covey
	Title:	Chief Executive Officer