Form 10-Q/A
period 2021-09-30
Velocity Acquisition Corp.
filed 2022-02-25
CIK 1832371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Velocity Acquisition Corporation, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Velocity Acquisition Corporation as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Filing”).

The Original Filing included a section within Note 2 to the Company’s unaudited condensed financial statements, Revision to Previously Reported Financial Statements, (“Note 2”) that described a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on February 25, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity. As a result, management corrected the error by restating all Class A common stock subject to redemption as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements in Note 2 to its Original Filing. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on February 18, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021; and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC November 12, 2021, (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

As such, the Company is restating the financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A

The above changes did not have any impact on the Company’s cash position or cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this filing.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Condensed Consolidated Financial Statements

Part I, Item 4 Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

VELOCITY ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VELOCITY ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$467,931	$55,968
Prepaid expenses	483,394	-
Total current assets	951,325	55,968
Investments held in Trust Account	230,022,926	-
Deferred offering costs associated with Initial Public Offering	-	171,193
Total Assets	$230,974,251	$227,161

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$189,861	$689
Accrued expenses	1,590,000	111,743
Franchise tax payable	149,091	1,768
Note payable - related party	-	91,418
Total current liabilities	1,928,952	205,618
Derivative warrant liabilities	8,534,670	-
Deferred underwriting commissions	8,050,000	-
Total Liabilities	18,513,622	205,618

Commitments and Contingencies

Class A common stock, $0.0001 par value; 23,000,000 and 0 shares subject to possible redemption at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	230,000,000	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2021 and December 31, 2020	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	-	24,425
Accumulated deficit	(17,539,946)	(3,457)
Total stockholders’ equity (deficit)	(17,539,371)	21,543
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$230,974,251	$227,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VELOCITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

General and administrative expenses	$1,422,187	$2,194,824
General and administrative expenses - related party	45,000	105,000
Franchise tax expenses	50,411	149,103
Loss from operations	(1,517,598)	(2,448,927)
Other (expense) income:
Change in fair value of derivative warrant liabilities	2,128,000	9,126,660
Offering costs - derivative warrant liabilities	-	(657,158)
Interest income from investments held in Trust Account	3,303	22,926
Net income	$613,705	$6,043,501

Weighted average shares outstanding of Class A common stock	23,000,000	18,366,300
Basic and diluted net income per share, Class A common stock	$0.02	$0.25
Weighted average shares outstanding of Class B common stock, basic	5,750,000	5,598,901
Weighted average shares outstanding of Class B common stock, diluted	5,750,000	5,750,000
Basic and diluted net income per share, Class B common stock	$0.02	$0.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VELOCITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	5,750,000	$575	$24,425	$(3,457)	$21,543
Excess cash received over the fair value of the private warrants	-	-	-	-	132,000	-	132,000
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(156,425)	(23,579,990)	(23,736,415)
Net loss	-	-	-	-	-	(394,847)	(394,847)
Balance - March 31, 2021 (unaudited), as restated, see Note 2	-	-	5,750,000	575	-	(23,978,294)	(23,977,719)
Net income	-	-	-	-	-	5,824,643	5,824,643
Balance - June 30, 2021 (Unaudited), as restated, see Note 2	-	-	5,750,000	575	-	(18,153,651)	(18,153,076)
Net income	-	-	-	-	-	613,705	613,705
Balance - September 30, 2021 (Unaudited)	-	$-	5,750,000	$575	$-	$(17,539,946)	$(17,539,371)

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

The Company’s sponsor is Velocity Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 22, 2021. On February 25, 2021, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Stock”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.2 million, of which approximately $8.1 million was for deferred underwriting commissions (see Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,400,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of $6.6 million (see Note 4).

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

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Stock (as defined in Note 4), and loan proceeds from the Sponsor of approximately $91,000 under the Note (see Note 4). The Company repaid a portion of the Note, leaving a note balance of approximately $187 as of February 25, 2021. On February 26, 2021, the Company repaid the remaining loan portion in full. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined these conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Combination Period, which is the date the Company is required to cease all operations except for the purpose of winding up if it has not completed a business combination. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies (as restated)

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

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed consolidated financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Class A common stock subject to redemption as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and restate earnings per share. As such, the Company is reporting these restatements to those periods in this quarterly report.

The impact of the restatement on the unaudited condensed financial statements for the Affected Quarterly Periods is presented below.

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$231,516,653	$-	$231,516,653
Total liabilities	$25,494,372	$-	$25,494,372
Class A common stock subject to possible redemption	201,022,280	28,977,720	230,000,000
Preferred stock	-	-	-
Class A common stock	290	(290)	-
Class B common stock	575	-	575
Additional paid-in capital	5,397,440	(5,397,440)	-
Accumulated deficit	(398,304)	(23,579,990)	(23,978,294)
Total stockholders’ equity (deficit)	$5,000,001	$(28,977,720)	(23,977,719)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$231,516,653	$-	$231,516,653
Number of Class A common stock subject to redemption	20,102,228	2,897,772	23,000,000
Number of non-redeemable Class A common stock	2,897,772	(2,897,772)	-

The Company’s unaudited condensed statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited statement of cash flows for the three months ended March 31, 2021:

Three Months Ended March 31, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities:	As Reported	Adjustment	As Restated
Initial value of Class A common stock subject to possible redemption	$218,391,860	$(218,391,860)	$-
Change in value of Class A common stock subject to possible redemption	$(17,369,580)	$17,369,580	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$231,253,514	$-	$231,253,514
Total liabilities	$19,406,590	$-	$19,406,590
Class A common stock subject to possible redemption	206,846,920	23,153,080	230,000,000
Preferred stock	-	-	-
Class A common stock	232	(232)	-
Class B common stock	575	-	575
Additional paid-in capital	-	-	-
Accumulated deficit	4,999,197	(23,152,848)	(18,153,651)
Total stockholders’ equity (deficit)	$5,000,004	$(23,153,080)	$(18,153,076)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$231,253,514	$-	$231,253,514
Number of Class A common stock subject to redemption	20,684,692	2,315,308	23,000,000
Number of non-redeemable Class A common stock	2,315,308	(2,315,308)	-

The Company’s unaudited statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the six months ended June 30, 2021:

Six Months Ended June 30, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities:	As Reported	Adjustment	As Restated
Initial value of Class A common stock subject to possible redemption	$200,730,530	$(200,730,530)	$-
Change in value of Class A common stock subject to possible redemption	$6,116,390	$(6,116,390)	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
Three Months Ended March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Net loss	$(394,847)	$-	$(394,847)
Weighted average shares outstanding - Class A common stock	23,000,000	(14,055,556)	8,944,444
Basic and diluted earnings per share - Class A common stock	$-	$(0.03)	$(0.03)
Weighted average shares outstanding - Class B common stock	5,291,667	-	5,291,667
Basic and diluted earnings per share - Class B common stock	$(0.07)	$0.04	$(0.03)

	Earnings Per Share
Three Months Ended June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Net income	$5,824,643	$-	$5,824,643
Weighted average shares outstanding - Class A common stock	23,000,000	-	23,000,000
Basic and diluted earnings per share - Class A common stock	$-	$0.20	$0.20
Weighted average shares outstanding - Class B common stock	575,000	5,175,000	5,750,000
Basic and diluted earnings per share - Class B common stock	$1.01	$(0.81)	$0.20

	Earnings Per Share
Six Months Ended June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Net income	$5,429,796	$-	$5,429,796
Weighted average shares outstanding - Class A common stock	23,000,000	(6,988,950)	16,011,050
Basic and diluted earnings per share - Class A common stock	$-	$0.25	$0.25
Weighted average shares outstanding - Class B common stock	5,522,099	-	5,522,099
Basic and diluted earnings per share - Class B common stock	$0.98	$(0.73)	$0.25

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

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

●	Level 2, defined as quoted prices in markets that are not active or financial instruments for which significant inputs to models are observable (including but not limited to quoted prices for similar securities, interest rates, foreign exchange rates, volatility and credit risk), either directly or indirectly; and

●	Level 3, defined as prices or valuations that require significant unobservable inputs (including the Management’s assumptions in determining fair value measurement).

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 23,000,000 and 0 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extend available) and accumulated deficit.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 12,066,666 shares of common stock since their exercise is contingent upon future events. The Company has considered the effect of the Class B shares of common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied as of the end of the period, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

VELOCITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, classified as Level 3, for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021 - Level 3 measurements	$-
Issuance of Public and Private Warrants - - Level 3 measurements	6,468,000
Change in fair value of derivative warrant liabilities - - Level 3 measurements	(176,000)
Derivative warrant liabilities at March 31, 2021 - Level 3 measurements	6,292,000
Change in fair value of derivative warrant liabilities - Level 3 measurements	(2,376,000)
Derivative warrant liabilities at June 30, 2021 - Level 3 measurements	3,916,000
Change in fair value of derivative warrant liabilities - Level 3 measurements	(748,000)
Derivative warrant liabilities at September 30, 2021 - Level 3 measurements	$3,168,000

Note 10 - Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed consolidated financial statements were available for issuance. Based upon this review, except as noted below, and with respect to the restatements described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Stock (as defined in Note 4), and loan proceeds from the Sponsor of approximately $91,000 under the Note (see Note 4). We repaid a portion of the Note, leaving a note balance of approximately $187 as of February 25, 2021. On February 26, 2021, we repaid the remaining loan portion in full. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 23,000,000 and 0 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 12,066,666 shares of common stock since their exercise is contingent upon future events. We have considered the effect of the Class B shares of common stock that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied as of the end of the period, we have included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures (as restated)

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s balance sheet as of February 25, 2021, and its interim financial statements for the quarters ended March 31, 2021, and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1(1)

Business Combination Agreement, dated as of July 20, 2021, by and among the Company, VBLG Merger Sub, LLC, VBLG Blocker Merger Sub, LLC, BBQ Holding, LLC, BVP BBQ Blocker, LP and BVP BBQ General Partner, LLC.

3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(3)	Bylaws.
10.1(1)	Sponsor Agreement, dated as of July 20, 2021, by and among Velocity Sponsor, LLC, BBQ Holding, LLC and certain of Velocity Sponsor, LLC’s equityholders
10.2(4)	Termination Agreement, dated as of November 9, 2021, by and among Velocity Acquisition Corp., VBLG Merger Sub, LLC, VBLG Blocker Merger Sub, LLC, BBQ Holding, LLC, BVP BBQ Blocker, LP and BVP BBQ General Partner, LLC
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 20, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 26, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on February 12, 2021 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 10, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 25, 2022	VELOCITY ACQUISITION CORP.

	By:	/s/ Adrian Covey
	Name:	Adrian Covey
	Title:	Chief Executive Officer