Form 10-Q
period 2022-03-31
Velocity Acquisition Corp.
filed 2022-05-13
CIK 1832371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

VELOCITY ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VELOCITY ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$724,699	$1,188,882
Prepaid expenses	355,443	354,881
Total current assets	1,080,142	1,543,763
Investments held in Trust Account	229,947,967	230,026,133
Total Assets	$231,028,109	$231,569,896

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,080,078	$222,420
Accrued expenses	20,000	215,000
Accrued income tax	65,161	65,161
Franchise tax payable	49,315	200,000
Total current liabilities	1,214,554	702,581
Derivative warrant liabilities	3,982,000	6,198,000
Deferred underwriting commissions	8,050,000	8,050,000
Total Liabilities	13,246,554	14,950,581

Commitments and Contingencies

Class A common stock, $0.0001 par value; 23,000,000 shares subject to possible redemption at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	230,000,000	230,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	-	-
Accumulated deficit	(12,219,020)	(13,381,260)
Total stockholders’ deficit	(12,218,445)	(13,380,685)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$231,028,109	$231,569,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VELOCITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021

General and administrative expenses	$881,279	$171,376
General and administrative expenses - related party	45,000	15,000
Franchise tax expenses	49,315	48,829
Loss from operations	(975,594)	(235,205)

Other income (expense):
Change in fair value of derivative warrant liabilities	2,216,000	482,667
Offering cost - derivative warrant liabilities	-	(657,158)
Interest income (loss) from investments held in Trust Account	(78,166)	14,849
Total other income (expense)	2,137,834	(159,642)

Net income (loss)	$1,162,240	$(394,847)

Weighted average shares outstanding of Class A common stock, basis and diluted	23,000,000	8,944,444
Basic and diluted net income (loss) per share, Class A common stock	$0.04	$(0.03)
Weighted average shares outstanding of Class B common stock, basic and diluted	5,750,000	5,291,667
Basic and diluted net income (loss) per share, Class B common stock	$0.04	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VELOCITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For The Three Months Ended March 31, 2022
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	5,750,000	$575	$-	$(13,381,260)	$(13,380,685)
Net income	-	-	-	-	-	1,162,240	1,162,240
Balance - March 31, 2022 (Unaudited)	-	$-	5,750,000	$575	$-	$(12,219,020)	$(12,218,445)

	For The Three Months Ended March 31, 2021
	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	5,750,000	$575	$24,425	$(3,457)	$21,543
Excess cash received over the fair value of the private warrants	-	-	-	-	132,000	-	132,000
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(156,425)	(23,579,990)	(23,736,415)
Net loss	-	-	-	-	-	(394,847)	(394,847)
Balance - March 31, 2021 (Unaudited)	-	$-	5,750,000	$-	$-	$(23,978,294)	$(23,977,719)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VELOCITY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss)	$1,162,240	$(394,847)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest loss (income) from investments held in Trust Account	78,166	(14,849)
Change in fair value of derivative warrant liabilities	(2,216,000)	(482,667)
Offering cost - derivative warrant liabilities	-	657,158
Changes in operating assets and liabilities:
Prepaid expenses	(562)	(654,201)
Accounts payable	857,658	15,931
Accrued expenses	(195,000)	109,272
Franchise tax payable	(150,685)	47,049
Net cash used in operating activities	(464,183)	(717,154)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(91,418)
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds received from private placement	-	6,600,000
Offering costs paid	-	(4,999,793)
Net cash provided by financing activities	-	231,508,789

Net change in cash	(464,183)	791,635

Cash - beginning of the period	1,188,882	55,968
Cash - end of the period	$724,699	$847,603

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$20,473
Deferred underwriting commissions	$-	$8,050,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 24, 2020 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since its Initial Public Offering its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the Trust Account (as defined below).

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 9, 2021, the Company, Company Merger Sub, Blocker Merger Sub, BBQ, Blocker and BVP GP entered into a Termination of Business Combination Agreement (the “Termination Agreement”), pursuant to which the parties agreed to mutually terminate the Business Combination Agreement effective as of November 9, 2021 As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is void and there is no liability under the Business Combination Agreement on the part of any party thereto, except as set forth in the Business Combination Agreement, and each of the transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, the Sponsor Agreement, dated as of July 20, 2021, by and among the Sponsor, BBQ and certain of Sponsor’s equity holders, will automatically either be terminated in accordance with their terms or be of no further force and effect. Pursuant to the Termination Agreement, subject to certain exceptions, the parties to the Termination Agreement have also agreed on behalf of themselves and their respective related parties, to a release of claims relating to the Proposed Business Combination. The Company intends to continue to pursue a Business Combination. The Company received a termination payment of $1,393,750 in December 2021.

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $725,000 in cash and a working capital deficit of approximately $134,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Stock (as defined in Note 4), and loan proceeds from the Sponsor of approximately $91,000 under the Note (Note 4). The Company repaid a portion of the Note, leaving a note balance of approximately $187 as of February 25, 2021. On February 26, 2021, the Company repaid the remaining loan portion in full. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In addition, in December 2021, pursuant to a termination agreement related to the Business Combination Agreement, the Company received $1,393,750, which the Company intends to use to pursue other business combination opportunities.

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the foregoing, management believes that the Company will have borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in connection with management’s assessment of going concern considerations in accordance with FASB’s ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company was unable to continue as a going concern.

Management intends to complete the proposed Business Combination prior to February 25, 2023. The Sponsor continues to have cash on hand that could be available for loans to the Company. The Sponsor has no obligation to provide further funding to the Company. Management believes it could obtain additional funding from the Sponsor. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 25, 2023.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

The condensed consolidated financial statements of the Company include its wholly owned subsidiary. All inter-company accounts and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2022.

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income (loss) from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheets, except for derivative warrant liabilities (see Note 9).

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net income per share of common stock:

	For The Three Months Ended March 31, 2022		For The Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss) - basic and diluted	$929,792	$232,448	$(248,079)	$(146,768)

Denominator:
Basic and diluted weighted average common shares outstanding	23,000,000	5,750,000	8,944,444	5,291,667

Basic and diluted net income (loss) per common share	$0.04	$0.04	$(0.03)	$(0.03)

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying consolidated financial statement.

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Loans

On November 16, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $91,000 under the Note and repaid a portion of the Note, leaving a note balance of approximately $187 as of February 25, 2021. On February 26, 2021, the Company repaid the remaining loan portion in full. Subsequent to the completion of the Initial Public Offering, the facility is no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. The Company incurred $45,000 and $15,000 for such services for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, there was no outstanding balance for such services. As of March 31, 2022, $15,000 was prepaid and is included in prepaid expenses on the accompanying condensed consolidated balance sheets.

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

Note 6 – Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets.

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

Note 7 - Stockholders’ Equity (Deficit)

Preferred Stock - The Company is authorized to issue 1,000,000 stock of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore, classified as temporary equity on the accompanying consolidated balance sheets (see Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. There were 5,750,000 Class B common stock outstanding as of March 31, 2022 and December 31, 2021.

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8 - Derivative Warrant Liabilities

As of March 31, 2022 and December 31, 2021, there were 7,666,666 public warrants and 4,400,000 private warrants outstanding. Public Warrants may only be exercised for a whole number of stocks. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the stock of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the stock of the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those stock of the Class A common stock until the warrants expire or are redeemed. If a registration statement covering the stock of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$229,947,967	$-	$-	$229,947,967
Liabilities:
Derivative warrant liabilities - Public warrants	$2,530,000	$-	$-	$2,530,000
Derivative warrant liabilities - Private warrants	$-	$-	$1,452,000	$1,452,000

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$230,026,133	$-	$-	$230,026,133
Liabilities:
Derivative warrant liabilities - Public warrants	$3,910,000	$-	$-	$3,910,000
Derivative warrant liabilities - Private warrants	$-	$-	$2,288,000	$2,288,000

Transfers to/from Levels 1, 2, and 3 are recognized in the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in April 2021. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022 and 2021.

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

For three months ended March 31, 2022 and 2021, the Company recognized a decrease in the fair value of warrant liabilities resulting in a gain of approximately $2.2 million and $483,000, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed consolidated statements of operations.

Inherent in a Monte-Carlo simulation are assumptions related to expected stock-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Significant increases (decreases) in the expected volatility in insolation would result in a significantly higher (lower) fair value adjustment.

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.75	$9.73
Option term (in years)	5.50	5.50
Volatility	5.10%	12.00%
Risk-free interest rate	2.42%	1.31%

The changes in the fair value of the derivative warrant liabilities, classified as Level 3, for the three months ended March 31, 2022 and 2021 are summarized as follows:

Three months ended March 31, 2022:

Derivative warrant liabilities at December 31, 2021 - Level 3 measurements	$2,288,000
Change in fair value of Private Warrants	(836,000)
Derivative warrant liabilities at March 31, 2022 - Level 3 measurements	1,452,000

Three months ended March 31, 2021:

Derivative warrant liabilities at January 1, 2021 - Level 3 measurements	$-
Issuance of Public and Private Warrants	17,661,330
Change in fair value of Public and Private Warrants	(482,667)
Derivative warrant liabilities at March 31, 2021 - Level 3 measurements	$17,178,663

Note 10 - Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Liquidity and Going Concern

As of March 31, 2022, we had approximately $725,000 in our operating bank account and working capital deficit of approximately $134,000.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Stock (as defined in Note 4), and loan proceeds from the Sponsor of approximately $91,000 under the Note (Note 4). We repaid a portion of the Note, leaving a note balance of approximately $187 as of February 25, 2021. On February 26, 2021, we repaid the remaining loan portion in full. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, we believe that we will have borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in connection with our assessment of going concern considerations in accordance with FASB’s ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” we have determined that if the Company is unable to complete a Business Combination by February 25, 2023, the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 25, 2023. The condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our management team continues to evaluate the impact of the COVID-19 pandemic, and the emergence of new variant strains of COVID-19, on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation, the Initial Public Offering, and since the closing of our Initial Public Offering a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had net income of approximately $1.2 million, which consisted of approximately $2.2 million gain from change in fair value of derivative warrant liabilities, partially offset by approximately $881,000 in general and administrative expenses, approximately $78,000 on loss from investments held in Trust Account, approximately $45,000 in general and administrative expenses for costs incurred with our Sponsor, and approximately $49,000 for franchise tax expense.

For the three months ended March 31, 2021, we had net loss of approximately $395,000, which consisted of approximately $171,000 in general and administrative expenses, approximately $15,000 in general and administrative expenses for costs incurred with our Sponsor, approximately $49,000 of franchise tax expense, and approximately $657,000 of financing costs – derivative warrant liabilities, which was partially offset by an approximately $483,000 gain from change in fair value of warrant liabilities and approximately $15,000 gain on investment (net), dividends and interest held in Trust Account.

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services provided to members of our management team. We incurred $45,000 and $15,000 for such services for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, there was no outstanding balance for such services. As of March 31, 2022, $15,000 was prepaid and is included in prepaid expenses on the accompanying condensed consolidated balance sheets.

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

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s balance sheet as of February 25, 2021, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Units, $230 million was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

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

Dated: May 13, 2022	VELOCITY ACQUISITION CORP.

	By:	/s/ Adrian Covey
	Name:	Adrian Covey
	Title:	Chief Executive Officer