Form 10-Q
period 2022-06-30
Velocity Acquisition Corp.
filed 2022-08-10
CIK 1832371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

VELOCITY ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed financial Statements

VELOCITY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$308,010	$1,188,882
Prepaid expenses	261,626	354,881
Total current assets	569,636	1,543,763
Investments held in Trust Account	230,301,214	230,026,133
Total Assets	$230,870,850	$231,569,896

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$895,439	$222,420
Accrued expenses	20,000	215,000
Accrued income tax	36,940	65,161
Franchise tax payable	19,178	200,000
Total current liabilities	971,557	702,581
Derivative warrant liabilities	1,206,670	6,198,000
Deferred underwriting commissions	8,050,000	8,050,000
Total Liabilities	10,228,227	14,950,581

Commitments and Contingencies

Class A common stock, $0.0001 par value; 23,000,000 shares subject to possible redemption at $10.00 per share redemption value as of June 30, 2022 and December 31, 2021	230,000,000	230,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	-	-
Accumulated deficit	(9,357,952)	(13,381,260)
Total stockholders’ deficit	(9,357,377)	(13,380,685)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$230,870,850	$231,569,896

The accompanying notes are an integral part of these unaudited condensed financial statements.

VELOCITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$135,267	$601,261	$1,016,546	$772,637
General and administrative expenses - related party	45,000	45,000	90,000	60,000
Franchise tax expenses	50,463	49,863	99,778	98,692
Loss from operations	(230,730)	(696,124)	(1,206,324)	(931,329)

Other income (expense):
Change in fair value of derivative warrant liabilities	2,775,330	6,515,993	4,991,330	6,998,660
Offering cost - derivative warrant liabilities	-	-	-	(657,158)
Interest income from investments held in Trust Account	353,247	4,774	275,081	19,623
Income before income tax expense	3,128,577	6,520,767	5,266,411	6,361,125
Income tax expense	36,779	-	36,779	-
Net income	$2,861,068	$5,824,643	$4,023,308	$5,429,796

Weighted average shares outstanding of Class A common stock, basis and diluted	23,000,000	23,000,000	23,000,000	16,011,050
Basic and diluted net income per share, Class A common stock	$0.10	$0.20	$0.14	$0.25
Weighted average shares outstanding of Class B common stock, basic and diluted	5,750,000	5,750,000	5,750,000	5,522,099
Basic and diluted net income per share, Class B common stock	$0.10	$0.20	$0.14	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

VELOCITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Three and Six Months Ended June 30, 2022
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	5,750,000	$575	$-	$(13,381,260)	$(13,380,685)
Net income	-	-	-	-	-	1,162,240	1,162,240
Balance - March 31, 2022 (Unaudited)	-	-	5,750,000	575	-	(12,219,020)	(12,218,445)
Net income	-	-	-	-	-	2,861,068	2,861,068
Balance - June 30, 2022 (Unaudited)	-	$-	5,750,000	$575	$-	$(9,357,952)	$(9,357,377)

	For the Three and Six Months Ended June 30, 2021
							Total
	Common Stock				Additional		Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	5,750,000	$575	$24,425	$(3,457)	$21,543
Excess cash received over the fair value of the private warrants	-	-	-	-	132,000	-	132,000
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(156,425)	(23,579,990)	(23,736,415)
Net loss	-	-	-	-	-	(394,847)	(394,847)
Balance - March 31, 2021 (Unaudited)	-	-	5,750,000	575	-	(23,978,294)	(23,977,719)
Net income	-	-	-	-	-	5,824,643	5,824,643
Balance - June 30, 2021 (Unaudited)	-	$-	5,750,000	$575	$-	$(18,153,651)	$(18,153,076)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VELOCITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$4,023,308	$5,429,796
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(275,081)	(19,623)
Change in fair value of derivative warrant liabilities	(4,991,330)	(6,998,660)
Offering cost - derivative warrant liabilities	-	657,158
Changes in operating assets and liabilities:
Prepaid expenses	93,255	(608,524)
Accounts payable	673,019	4,551
Accrued expenses	(195,000)	499,000
Accrued income tax	(28,221)	-
Franchise tax payable	(180,822)	96,912
Net cash used in operating activities	(880,872)	(939,390)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(91,418)
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds received from private placement	-	6,600,000
Offering costs paid	-	(4,999,793)
Net cash provided by financing activities	-	231,508,789

Net change in cash	(880,872)	569,399

Cash - beginning of the period	1,188,882	55,968
Cash - end of the period	$308,010	$625,367

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$90,000
Deferred underwriting commissions	$-	$8,050,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from September 24, 2020 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since its Initial Public Offering its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the Trust Account (as defined below).

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of its Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $308,000 in cash and a working capital deficit of approximately $346,000 (not taking into account tax obligations of approximately $56,000 that may be paid using investment income earned from Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Stock (as defined in Note 4), and loan proceeds from the Sponsor of approximately $91,000 under the Note (Note 4). The Company repaid a portion of the Note, leaving a note balance of approximately $187 as of February 25, 2021. On February 26, 2021, the Company repaid the remaining loan portion in full. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In addition, in December 2021, pursuant to a termination agreement related to the Business Combination Agreement, the Company received $1,393,750, which the Company intends to use to pursue other business combination opportunities.

Based on the foregoing, management believes that the Company will have borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in connection with management’s assessment of going concern considerations in accordance with FASB’s ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustment that might be necessary if the Company was unable to continue as a going concern.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Use of Estimates

The preparation of these condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the condensed balance sheets, except for derivative warrant liabilities (see Note 9).

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company accounts for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation model each measurement date, and as of June 30, 2022, a Black-Scholes Merton model and Monte Carlo Simulation analysis have been employed. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A common stock subject to possible redemption were charged against the carrying value of the shares of Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions are non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per share of common stock:

	For The Three Months Ended June 30, 2022		For The Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income - basic and diluted	$2,288,854	$572,214	$3,218,646	$804,662

Denominator:
Basic and diluted weighted average common shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income per common share	$0.10	$0.10	$0.14	$0.14

	For The Three Months Ended June 30, 2021		For The Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income - basic and diluted	$4,659,714	$1,164,929	$4,037,344	$1,392,452

Denominator:
Basic and diluted weighted average common shares outstanding	23,000,000	5,750,000	16,011,050	5,522,099

Basic and diluted net income per common share	$0.20	$0.20	$0.25	$0.25

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. The Company incurred $45,000 for such services for the three months ended June 30, 2022 and 2021, respectively. The Company incurred $90,000 and $60,000 for such services for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, there was no outstanding balance for such services. As of June 30, 2022, $15,000 was prepaid and is included in prepaid expenses on the accompanying condensed balance sheets.

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

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.

Management continues to evaluate the impact of these types of risks and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross Proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(11,193,330)
Class A common stock issuance costs	(12,543,085)
Plus:
Accretion of carrying value to redemption value	23,736,415
Class A common stock subject to possible redemption	$230,000,000

Note 7 - Stockholders’ Equity (Deficit)

Preferred Stock - The Company is authorized to issue 1,000,000 stock of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore, classified as temporary equity on the accompanying balance sheets (see Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. There were 5,750,000 Class B common stock outstanding as of June 30, 2022 and December 31, 2021.

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, there were 7,666,666 public warrants and 4,400,000 private warrants outstanding. Public Warrants may only be exercised for a whole number of stocks. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the stock of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the stock of the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those stock of the Class A common stock until the warrants expire or are redeemed. If a registration statement covering the stock of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$230,301,214	$-	$-	$230,301,214
Liabilities:
Derivative warrant liabilities - Public warrants	$-	$766,670	$-	$766,670
Derivative warrant liabilities - Private warrants	$-	$-	$440,000	$440,000

(1)	Includes approximately $151,621 of cash

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$230,026,133	$-	$-	$230,026,133
Liabilities:
Derivative warrant liabilities - Public warrants	$3,910,000	$-	$-	$3,910,000
Derivative warrant liabilities - Private warrants	$-	$-	$2,288,000	$2,288,000

Transfers to/from Levels 1, 2, and 3 are recognized in the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in April 2021, and subsequently transferred to a Level 2 measurement during the quarter ending June 30, 2022 due to low trading volume.

Level 1 assets include investments substantially in U.S. Treasury securities at June 30, 2022 and money market funds that invest solely in U.S. government securities at December 31, 2021. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public Warrants and Private Placement Warrants has been estimated using a Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. As of June 30, 2022, a Black-Scholes Merton formula and a Monte Carlo simulation analysis were employed to estimate the fair value of Private Placement Warrants.

For three months ended June 30, 2022 and 2021, the Company recognized a decrease in the fair value of warrant liabilities resulting in a gain of approximately $2.8 million and $6.5 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations. For six months ended June 30, 2022 and 2021, the Company recognized a decrease in the fair value of warrant liabilities resulting in a gain of approximately $5.0 million and $7.0 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.77	$9.73
Option term (in years)	5.25	5.50
Volatility	1.40%	12.00%
Risk-free interest rate	3.01%	1.31%

The changes in the fair value of the derivative warrant liabilities, classified as Level 3, for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

Three and six months ended June 30, 2022:

Derivative warrant liabilities at December 31, 2021 - Level 3 measurements	$2,288,000
Change in fair value of derivative warrant liabilities - Level 3 measurements	(836,000)
Derivative warrant liabilities at March 31, 2022 - Level 3 measurements	1,452,000
Change in fair value of derivative warrant liabilities - Level 3 measurements	(1,012,000)
Derivative warrant liabilities at June 30, 2022 - Level 3 measurements	$440,000

Three and six months ended June 30, 2021:

Derivative warrant liabilities at January 1, 2021 - Level 3 measurements	$-
Issuance of Public and Private Warrants - - Level 3 measurements	6,468,000
Change in fair value of derivative warrant liabilities - - Level 3 measurements	(176,000)
Derivative warrant liabilities at March 31, 2021 - Level 3 measurements	$6,292,000
Change in fair value of derivative warrant liabilities - Level 3 measurements	(2,376,000)
Derivative warrant liabilities at June 30, 2021 - Level 3 measurements	$3,916,000

Note 10 - Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Liquidity and Going Concern

As of June 30, 2022, we had approximately $308,000 in our operating bank account and working capital deficit of approximately $346,000 (not taking into account tax obligations of approximately $56,000 that may be paid using investment income earned from Trust Account).

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Stock (as defined in Note 4), and loan proceeds from the Sponsor of approximately $91,000 under the Note (Note 4). We repaid a portion of the Note, leaving a note balance of approximately $187 as of February 25, 2021. On February 26, 2021, we repaid the remaining loan portion in full. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, we believe that we will have borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in connection with our assessment of going concern considerations in accordance with FASB’s ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that if the Company is unable to complete a Business Combination by February 25, 2023, the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 25, 2023. The condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our management team continues to evaluate the impact of the COVID-19 pandemic, and the emergence of new variant strains of COVID-19, on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation, the Initial Public Offering, and since the closing of our Initial Public Offering a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2022, we had net income of approximately $2.9 million, which consisted of approximately $2.8 million gain from change in fair value of derivative warrant liabilities, approximately $353,000 interest income from investments held in Trust Account, partially offset by approximately $135,000 in general and administrative expenses, approximately $45,000 in general and administrative expenses for costs incurred with our Sponsor, approximately $50,000 for franchise tax expense, and approximately $37,000 for income tax expense.

For the three months ended June 30, 2021, we had net income of approximately $5.8 million, which consisted of approximately $6.5 million gain from change in fair value of derivative warrant liabilities and approximately $4,800 on interest income from investments held in Trust Account, partially offset by approximately $601,000 general and administrative expenses, $45,000 in general and administrative expenses for costs incurred with our Sponsor and approximately $50,000 for franchise tax expense.

For the six months ended June 30, 2022, we had net income of approximately $4.0 million, which consisted of approximately $5.0 million gain from change in fair value of derivative warrant liabilities, approximately $275,000 interest income from investments held in Trust Account, partially offset by approximately $1.0 million in general and administrative expenses, $90,000 in general and administrative expenses for costs incurred with our Sponsor, approximately $100,000 for franchise tax expense, and approximately $37,000 for income tax expense.

For the six months ended June 30, 2021, we had net income of approximately $5.4 million, which consisted of approximately $7.0 million gain from change in fair value of derivative warrant liabilities, approximately $20,000 on interest income from investments held in Trust Account, partially offset by approximately $773,000 general and administrative expenses, $60,000 in general and administrative expenses for costs incurred with our Sponsor, approximately $99,000 of franchise tax expense and approximately 657,000 in financing cost - derivative warrant liabilities.

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services provided to members of our management team. We incurred $45,000 for such services for the three months ended June 30, 2022 and 2021, respectively. We incurred $90,000 and $60,000 for such services for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, there was no outstanding balance for such services. As of June 30, 2022, $15,000 was prepaid and is included in prepaid expenses on the accompanying condensed balance sheets.

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

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Our accounts for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the unaudited condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation model each measurement date, and as of June 30, 2022, a Black-Scholes Merton model and Monte Carlo Simulation analysis have been employed. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

Other than remediation of the material weakness identified and discussed below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

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

Dated: August 9, 2022	VELOCITY ACQUISITION CORP.

	By:	/s/ Adrian Covey
	Name:	Adrian Covey
	Title:	Chief Executive Officer