Form 10-Q
period 2022-09-30
Velocity Acquisition Corp.
filed 2022-11-14
CIK 1832371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

VELOCITY ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed financial Statements

VELOCITY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$363,319	$1,188,882
Prepaid expenses	169,189	354,881
Total current assets	532,508	1,543,763
Investments held in Trust Account	231,127,242	230,026,133
Total Assets	$231,659,750	$231,569,896

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$937,496	$222,420
Accrued expenses	21,800	215,000
Accrued income tax	186,915	65,161
Franchise tax payable	29,589	200,000
Total current liabilities	1,175,800	702,581
Derivative warrant liabilities	691,330	6,198,000
Deferred underwriting commissions	8,050,000	8,050,000
Total Liabilities	9,917,130	14,950,581

Commitments and Contingencies

Class A common stock, $0.0001 par value; 23,000,000 shares subject to possible redemption at $10.02 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	230,573,357	230,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	-	-
Accumulated deficit	(8,831,312)	(13,381,260)
Total stockholders’ deficit	(8,830,737)	(13,380,685)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$231,659,750	$231,569,896

The accompanying notes are an integral part of these unaudited condensed financial statements.

VELOCITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

General and administrative expenses	$145,985	$1,422,187	$1,162,531	$2,194,824
General and administrative expenses - related party	45,000	45,000	135,000	105,000
Franchise tax expenses	50,411	50,411	150,189	149,103
Loss from operations	(241,396)	(1,517,598)	(1,447,720)	(2,448,927)

Other income (expense):
Change in fair value of derivative warrant liabilities	515,340	2,128,000	5,506,670	9,126,660
Offering cost - derivative warrant liabilities	-	-	-	(657,158)
Interest income from investments held in Trust Account	1,032,028	3,303	1,307,109	22,926
Income before income tax expense	1,547,368	2,131,303	6,813,779	8,492,428
Income tax expense	205,975	-	242,754	-
Net income	$1,099,997	$613,705	$5,123,305	$6,043,501

Weighted average shares outstanding of Class A common stock, basis and diluted	23,000,000	23,000,000	23,000,000	18,366,300
Basic and diluted net income per share, Class A common stock	$0.04	$0.02	$0.18	$0.25
Weighted average shares outstanding of Class B common stock, basic	5,750,000	5,750,000	5,750,000	5,598,901
Weighted average shares outstanding of Class B common stock, diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per share, Class B common stock	$0.04	$0.02	$0.18	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

VELOCITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine Months Ended September 30, 2022
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	5,750,000	$575	$-	$(13,381,260)	$(13,380,685)
Net income	-	-	-	-	-	1,162,240	1,162,240
Balance - March 31, 2022 (Unaudited)	-	-	5,750,000	575	-	(12,219,020)	(12,218,445)
Net income	-	-	-	-	-	2,861,068	2,861,068
Balance - June 30, 2022 (Unaudited)	-	-	5,750,000	575	-	(9,357,952)	(9,357,377)
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	-	(573,357)	(573,357)
Net income	-	-	-	-	-	1,099,997	1,099,997
Balance - September 30, 2022 (Unaudited)	-	$-	5,750,000	$575	$-	$(8,831,312)	$(8,830,737)

	For the Three and Nine Months Ended September 30, 2021
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	5,750,000	$575	$24,425	$(3,457)	$21,543
Excess cash received over the fair value of the private warrants	-	-	-	-	132,000	-	132,000
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(156,425)	(23,579,990)	(23,736,415)
Net loss	-	-	-	-	-	(394,847)	(394,847)
Balance - March 31, 2021 (Unaudited)	-	-	5,750,000	575	-	(23,978,294)	(23,977,719)
Net income	-	-	-	-	-	5,824,643	5,824,643
Balance - June 30, 2021 (Unaudited)	-	-	5,750,000	575	-	(18,153,651)	(18,153,076)
Net income	-	-	-	-	-	613,705	613,705
Balance - September 30, 2021 (Unaudited)	-	$-	5,750,000	$575	$-	$(17,539,946)	$(17,539,371)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VELOCITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net income	$5,123,305	$6,043,501
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(1,307,109)	(22,926)
Change in fair value of derivative warrant liabilities	(5,506,670)	(9,126,660)
Offering cost - derivative warrant liabilities	-	657,158
Changes in operating assets and liabilities:
Prepaid expenses	185,692	(483,394)
Accounts payable	715,076	189,172
Accrued expenses	(193,200)	1,499,000
Accrued income tax	121,754	-
Franchise tax payable	(170,411)	147,323
Net cash used in operating activities	(1,031,563)	(1,096,826)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(230,000,000)
Withdrawal from Trust Account	206,000	-
Net cash provided by (used in) investing activities	206,000	(230,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(91,418)
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds received from private placement	-	6,600,000
Offering costs paid	-	(4,999,793)
Net cash provided by financing activities	-	231,508,789

Net change in cash	(825,563)	411,963

Cash - beginning of the period	1,188,882	55,968
Cash - end of the period	$363,319	$467,931

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$90,000
Deferred underwriting commissions	$-	$8,050,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from September 24, 2020 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since its Initial Public Offering its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the Trust Account (as defined below).

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $363,000 in operating cash held outside the Trust Account, approximately $1.1 million of investment income available in the Trust Account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and a working capital deficit of approximately $643,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Stock (as defined in Note 4), and loan proceeds from the Sponsor of approximately $91,000 under the Note (Note 4). The Company repaid a portion of the Note, leaving a note balance of approximately $187 as of February 25, 2021. On February 26, 2021, the Company repaid the remaining loan portion in full. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account, as well as the proceeds from the termination payment. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Based on the foregoing, management believes that the Company will have liquidity and access to additional funding through its Sponsor to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. While management is continuing its search for an initial Business Combination prior to the mandatory liquidation date, on November 9, 2022, the Company filed a preliminary proxy statement for a special meeting of our stockholders to be held for the approval of an amendment to its Amended and Restated Certificate of Incorporation to change the date by which the Company must consummate a Business Combination from February 25, 2023 to such other date as shall be determined by the board of directors of the Company and publicly announced by the Company, provided that such other date shall be no later than December 30, 2022. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 25, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the condensed balance sheets.

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

The Company accounts for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation model each measurement date, and as of September 30, 2022, a Black-Scholes Merton model and Monte Carlo Simulation analysis have been employed. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per share of common stock:

	For The Three Months Ended September 30, 2022		For The Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income - basic and diluted	$879,998	$219,999	$4,098,644	$1,024,661

Denominator:
Basic and diluted weighted average common shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income per common share	$0.04	$0.04	$0.18	$0.18

	For The Three Months Ended September 30, 2021		For The Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income - basic and diluted	$490,964	$122,741	$4,631,580	$1,411,921

Denominator:
Basic weighted average common shares outstanding	23,000,000	5,750,000	18,366,300	5,598,901
Diluted weighted average common shares outstanding	23,000,000	5,750,000	18,366,300	5,750,000

Basic net income per common share	$0.02	$0.02	$0.25	$0.25
Diluted net income per common share	$0.02	$0.02	$0.25	$0.25

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. The Company incurred $45,000 for such services for the three months ended September 30, 2022 and 2021, respectively. The Company incurred $135,000 and $105,000 for such services for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, there was no outstanding balance for such services. As of September 30, 2022, $15,000 was prepaid and is included in prepaid expenses on the accompanying condensed balance sheets. There were no balances outstanding for such services as of December 31, 2021.

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 6 - Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and are classified outside of permanent deficit in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Proceeds allocated to Public Warrants	(11,193,330)
Class A common stock issuance costs	(12,543,085)
Plus:
Accretion of carrying value to redemption value	23,736,415
Class A common stock subject to possible redemption as of December 31, 2021	230,000,000
Accretion of carrying value to redemption value	573,357
Class A common stock subject to possible redemption as of September 30, 2022	$230,573,357

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Equity (Deficit)

Preferred Stock - The Company is authorized to issue 1,000,000 stock of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all subject to possible redemption and therefore, classified as temporary equity on the accompanying condensed balance sheets (see Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. There were 5,750,000 shares of Class B common stock outstanding as of September 30, 2022 and December 31, 2021.

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

Note 8 - Derivative Warrant Liabilities

As of September 30, 2022 and December 31, 2021, there were 7,666,666 public warrants and 4,400,000 private warrants outstanding. Public Warrants may only be exercised for a whole number of stocks. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the stock of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the stock of the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those stock of the Class A common stock until the warrants expire or are redeemed. If a registration statement covering the stock of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$231,127,242	$-	$-	$231,127,242
Liabilities:
Derivative warrant liabilities - Public warrants	$-	$383,330	$-	$383,330
Derivative warrant liabilities - Private warrants	$-	$-	$308,000	$308,000

(1)	Includes approximately $1,113 of cash

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$230,026,133	$-	$-	$230,026,133
Liabilities:
Derivative warrant liabilities - Public warrants	$3,910,000	$-	$-	$3,910,000
Derivative warrant liabilities - Private warrants	$-	$-	$2,288,000	$2,288,000

Transfers to/from Levels 1, 2, and 3 are recognized in the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in April 2021, and subsequently transferred to a Level 2 measurement during the quarter ending June 30, 2022 , and as of September 30, 2022 due to low trading volume.

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 assets include investments substantially in U.S. Treasury securities at September 30, 2022 and money market funds that invest solely in U.S. government securities at December 31, 2021. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public Warrants and Private Placement Warrants has been estimated using a Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. As of September 30, 2022, a Black-Scholes Merton formula and a Monte Carlo simulation analysis were employed to estimate the fair value of Private Placement Warrants.

For three months ended September 30, 2022 and 2021, the Company recognized a decrease in the fair value of warrant liabilities resulting in a gain of approximately $0.5 million and $2.1 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations. For nine months ended September 30, 2022 and 2021, the Company recognized a decrease in the fair value of warrant liabilities resulting in a gain of approximately $5.5 million and $9.1 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

Inherent in the Monte Carlo simulations and Black-Scholes Merton formula are assumptions related to expected stock-price volatility, implied probability of a successful Business Combination, expected life and risk-free interest rate. The Company estimates the volatility of its common stock based on the historical volatility of select peer companies or select ETF indexes that match the expected remaining life of the warrant. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Significant increases (decreases) in the expected volatility in insolation would result in a significantly higher (lower) fair value adjustment.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of September 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.83	$9.73
Option term (in years)	5.00	5.50
Volatility	81.90%	12.00%
Risk-free interest rate	4.06%	1.31%
Implied Probability of Merger Success	1.2%	N/A

The changes in the fair value of the derivative warrant liabilities, classified as Level 3, for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

VELOCITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Three and nine months ended September 30, 2022:

Derivative warrant liabilities at December 31, 2021 - Level 3 measurements	$2,288,000
Change in fair value of derivative warrant liabilities - Level 3 measurements	(836,000)
Derivative warrant liabilities at March 31, 2022 - Level 3 measurements	1,452,000
Change in fair value of derivative warrant liabilities - Level 3 measurements	(1,012,000)
Derivative warrant liabilities at June 30, 2022 - Level 3 measurements	$440,000
Change in fair value of derivative warrant liabilities - Level 3 measurements	(132,000)
Derivative warrant liabilities at September 30, 2022 - Level 3 measurements	$308,000

Three and nine months ended September 30, 2021:

Derivative warrant liabilities at January 1, 2021 - Level 3 measurements	$-
Issuance of Public and Private Warrants - - Level 3 measurements	6,468,000
Change in fair value of derivative warrant liabilities - - Level 3 measurements	(176,000)
Derivative warrant liabilities at March 31, 2021 - Level 3 measurements	$6,292,000
Change in fair value of derivative warrant liabilities - Level 3 measurements	(2,376,000)
Derivative warrant liabilities at June 30, 2021 - Level 3 measurements	$3,916,000
Change in fair value of derivative warrant liabilities - Level 3 measurements	(748,000)
Derivative warrant liabilities at September 30, 2021 - Level 3 measurements	$3,168,000

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. On November 9, 2022, the Company filed a preliminary proxy statement for a special meeting of the Company’s stockholders to be held for the approval of an amendment to the Company’s amended and restated certificate of incorporation to change the date by which the Company must consummate a Business Combination from February 25, 2023 to such other date as shall be determined by the board of directors of the Company and publicly announced by the Company, provided that such other date shall be no later than December 30, 2022. Except as otherwise noted herein, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $363,000 in operating cash held outside the Trust Account, approximately $1.1 million of investment income available in the Trust Account to pay for tax obligations (less up to $100,000 of interest to pay dissolution expenses), and a working capital deficit of approximately $643,000.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Stock (as defined in Note 4), and loan proceeds from the Sponsor of approximately $91,000 under the Note (Note 4). We repaid a portion of the Note, leaving a note balance of approximately $187 as of February 25, 2021. On February 26, 2021, we repaid the remaining loan portion in full. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, we believe that we have liquidity and will have access to additional funding through our Sponsor to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with our assessment of going concern considerations in accordance with FASB’s ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” our management has determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. While our management is continuing its search for an initial Business Combination prior to the mandatory liquidation date, on November 9, 2022, we filed a preliminary proxy statement for a special meeting of our stockholders to be held for the approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to change the date by which the Company must consummate a Business Combination from February 25, 2023 to such other date as shall be determined by the board of directors of the Company and publicly announced by the Company, provided that such other date shall be no later than December 30, 2022. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 25, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation, the Initial Public Offering, and since the closing of our Initial Public Offering a search for business combination candidates. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $1.1 million, which consisted of approximately $515,000 of gain from change in fair value of derivative warrant liabilities, approximately $1.0 million interest income from investments held in Trust Account, partially offset by approximately $146,000 in general and administrative expenses, approximately $45,000 in general and administrative expenses for costs incurred with our Sponsor, approximately $50,000 for franchise tax expense, and approximately $206,000 for income tax expense.

For the three months ended September 30, 2021, we had net income of approximately $614,000, which consisted of approximately $2.1 million gain from change in fair value of derivative warrant liabilities and approximately $3,000 on interest income from investments held in Trust Account, partially offset by approximately $1.4 million general and administrative expenses, approximately $45,000 in general and administrative expenses for costs incurred with our Sponsor and approximately $50,000 for franchise tax expense.

For the nine months ended September 30, 2022, we had net income of approximately $5.1 million, which consisted of approximately $5.5 million gain from change in fair value of derivative warrant liabilities, approximately $1.3 million interest income from investments held in Trust Account, partially offset by approximately $1.2 million in general and administrative expenses, $135,000 in general and administrative expenses for costs incurred with our Sponsor, and approximately $150,000 for franchise tax expense, and approximately $243,000 for income tax expense.

For the nine months ended September 30, 2021, we had net income of approximately $6.0 million, which consisted of approximately $9.1 million gain from change in fair value of derivative warrant liabilities, approximately $23,000 on interest income from investments held in Trust Account, partially offset by approximately $2.2 million general and administrative expenses, approximately $105,000 in general and administrative expenses for costs incurred with our Sponsor, approximately $149,000 of franchise tax expense and approximately $657,000 in financing cost - derivative warrant liabilities.

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the prospectus through the earlier of consummation of the initial Business Combination and our liquidation, we agreed to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services provided to members of our management team. We incurred $45,000 for such services for the three months ended September 30, 2022 and 2021, respectively. We incurred $135,000 and $105,000 for such services for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, there was no outstanding balance for such services. As of September 30, 2022, $15,000 was prepaid and is included in prepaid expenses on the accompanying condensed balance sheets.

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

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Our accounts for the warrants issued in connection with its Initial Public Offering and the Private Placement Warrants as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the unaudited condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation model each measurement date, and as of September 30, 2022, a Black-Scholes Merton model and Monte Carlo Simulation analysis have been employed. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2022, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Under the Inflation Reduction Act of 2022, the Company may have liability for the 1% stock buyback tax to the extent holders of the Public Shares exercise their redemption rights.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes, among other provisions, a 1% excise tax on “repurchases of stock” by “covered corporations” beginning on January 1, 2023. A “covered corporation” is a domestic corporation that is traded on an established securities market. The Company would be considered a “covered corporation,” so “repurchases of stock” by the Company occurring after January 1, 2023 will be subject to the 1% excise tax (to the extent in excess of a $1 million annual threshold and subject to reduction for share issuances during the relevant year). It is possible that the 1% excise tax could apply to redemptions of public shares from holders exercising their redemption rights in connection with a Business Combination or if the Company redeems the public shares if the Company fails to complete a Business Combination within the Combination Period. Depending on the number of holders of public shares who exercise their redemption rights, the imposition of the 1% excise tax could potentially adversely affect the cash we have available for our operations following any Business Combination.

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

Dated: November 14, 2022	VELOCITY ACQUISITION CORP.

	By:	/s/ Adrian Covey
	Name:	Adrian Covey
	Title:	Chief Executive Officer